Form 10-K
period 2024-12-31
BANK 2020-BNK26
filed 2025-03-27
CIK 1803308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2024

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

•   KeyBank National Association is the current special servicer under the BAMLL 2020-BOC trust and servicing agreement, pursuant to which the Bravern Office Commons mortgage loan is serviced. On June 22, 2023, Wells Fargo Bank, National Association was replaced as special servicer under the BAMLL 2020-BOC trust and servicing agreement and was succeeded by KeyBank National Association. Because KeyBank National Association is not the BANK 2020-BNK26 special servicer, is not affiliated with any sponsor and services only the Bravern Office Commons mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, KeyBank National Association, as BAMLL 2020-BOC special servicer with respect to the Bravern Office Commons mortgage loan, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   CWCapital Asset Management LLC is the general special servicer under the BANK 2020-BNK25 pooling and servicing agreement, pursuant to which the 545 Washington Boulevard mortgage loan is serviced, and the Hudson Yards 2019-55HY trust and servicing agreement, pursuant to which the 55 Hudson Yards mortgage loan is serviced.  On December 1, 2022, KeyBank National Association was replaced as general special servicer under the BANK 2020-BNK25 pooling and servicing agreement, and was succeeded by CWCapital Asset Management LLC.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.7     LNR Partners, LLC, as Special Servicer

33.8     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.6)

33.9     Park Bridge Lender Services LLC, as Operating Advisor

33.10  CoreLogic Solutions, LLC, as Servicing Function Participant

33.11  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2020-BOC securitization, pursuant to which the following mortgage loans were serviced by such party: Bravern Office Commons (from 1/1/24 to 12/31/24) (see Exhibit 33.5)

33.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the BAMLL 2020-BOC securitization, pursuant to which the following mortgage loans were serviced by such party: Bravern Office Commons (from 1/1/24 to 12/31/24) (see Exhibit 33.10)

33.13  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2020-B16 securitization, pursuant to which the following mortgage loans were serviced by such party: 560 Mission Street (from 1/1/24 to 12/31/24)

33.14  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (see Exhibit 33.5)

33.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (see Exhibit 33.10)

33.16  Wells Fargo Bank, National Association, as Master Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (see Exhibit 33.5)

33.17  CoreLogic Solutions, LLC, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (see Exhibit 33.10)

33.18  KeyBank National Association, as Master Servicer under the BWAY 2019-1633 securitization, pursuant to which the following mortgage loans were serviced by such party: 1633 Broadway (from 1/1/24 to 12/31/24)

33.19  KeyBank National Association, as Master Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see Exhibit 33.18)

33.20  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Giant Anchored Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.5)

33.21  CoreLogic Solutions, LLC, as Servicing Function Participant under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Giant Anchored Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.10)

33.22  KeyBank National Association, as Special Servicer Under the BAMLL 2020-BOC securitization, pursuant to which the following mortgage loans were serviced by such party: Bravern Office Commons (from 1/1/24 to 12/31/24) (see Exhibit 33.18)

33.23  Argentic Services Company LP, as Special Servicer under the Benchmark 2020-B16 securitization, pursuant to which the following mortgage loans were serviced by such party: 560 Mission Street (from 1/1/24 to 12/31/24)

33.24  CWCapital Asset Management LLC, as Special Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24)

33.25  CWCapital Asset Management LLC, as Special Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (see Exhibit 33.24)

33.26  Situs Holdings, LLC, as Special Servicer under the BWAY 2019-1633 securitization, pursuant to which the following mortgage loans were serviced by such party: 1633 Broadway (from 1/1/24 to 12/31/24)

33.27  Situs Holdings, LLC, as Special Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see Exhibit 33.26)

33.28  LNR Partners, LLC, as Special Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Giant Anchored Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.7)

33.29  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2020-BOC securitization, pursuant to which the following mortgage loans were serviced by such party: Bravern Office Commons (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.30  Computershare Trust Company, National Association, as Servicing Function Participant under the BAMLL 2020-BOC securitization, pursuant to which the following mortgage loans were serviced by such party: Bravern Office Commons (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.31  Wells Fargo Bank, National Association, as Custodian under the Benchmark 2020-B16 securitization, pursuant to which the following mortgage loans were serviced by such party: 560 Mission Street (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.32  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2020-B16 securitization, pursuant to which the following mortgage loans were serviced by such party: 560 Mission Street (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.33  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.34  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.35  Wells Fargo Bank, National Association, as Custodian under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.36  Computershare Trust Company, National Association, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.37  Wells Fargo Bank, National Association, as Custodian under the BWAY 2019-1633 securitization, pursuant to which the following mortgage loans were serviced by such party: 1633 Broadway (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.38  Computershare Trust Company, National Association, as Servicing Function Participant under the BWAY 2019-1633 securitization, pursuant to which the following mortgage loans were serviced by such party: 1633 Broadway (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.39  Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.40  Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.7     LNR Partners, LLC, as Special Servicer

34.8     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.6)

34.9     Park Bridge Lender Services LLC, as Operating Advisor

34.10  CoreLogic Solutions, LLC, as Servicing Function Participant

34.11  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2020-BOC securitization, pursuant to which the following mortgage loans were serviced by such party: Bravern Office Commons (from 1/1/24 to 12/31/24) (see Exhibit 34.5)

34.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the BAMLL 2020-BOC securitization, pursuant to which the following mortgage loans were serviced by such party: Bravern Office Commons (from 1/1/24 to 12/31/24) (see Exhibit 34.10)

34.13  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2020-B16 securitization, pursuant to which the following mortgage loans were serviced by such party: 560 Mission Street (from 1/1/24 to 12/31/24)

34.14  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (see Exhibit 34.5)

34.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (see Exhibit 34.10)

34.16  Wells Fargo Bank, National Association, as Master Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (see Exhibit 34.5)

34.17  CoreLogic Solutions, LLC, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (see Exhibit 34.10)

34.18  KeyBank National Association, as Master Servicer under the BWAY 2019-1633 securitization, pursuant to which the following mortgage loans were serviced by such party: 1633 Broadway (from 1/1/24 to 12/31/24)

34.19  KeyBank National Association, as Master Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see Exhibit 34.18)

34.20  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Giant Anchored Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.5)

34.21  CoreLogic Solutions, LLC, as Servicing Function Participant under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Giant Anchored Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.10)

34.22  KeyBank National Association, as Special Servicer Under the BAMLL 2020-BOC securitization, pursuant to which the following mortgage loans were serviced by such party: Bravern Office Commons (from 1/1/24 to 12/31/24) (see Exhibit 34.18)

34.23  Argentic Services Company LP, as Special Servicer under the Benchmark 2020-B16 securitization, pursuant to which the following mortgage loans were serviced by such party: 560 Mission Street (from 1/1/24 to 12/31/24)

34.24  CWCapital Asset Management LLC, as Special Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24)

34.25  CWCapital Asset Management LLC, as Special Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (see Exhibit 34.24)

34.26  Situs Holdings, LLC, as Special Servicer under the BWAY 2019-1633 securitization, pursuant to which the following mortgage loans were serviced by such party: 1633 Broadway (from 1/1/24 to 12/31/24)

34.27  Situs Holdings, LLC, as Special Servicer under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see Exhibit 34.26)

34.28  LNR Partners, LLC, as Special Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Giant Anchored Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.7)

34.29  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2020-BOC securitization, pursuant to which the following mortgage loans were serviced by such party: Bravern Office Commons (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.30  Computershare Trust Company, National Association, as Servicing Function Participant under the BAMLL 2020-BOC securitization, pursuant to which the following mortgage loans were serviced by such party: Bravern Office Commons (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.31  Wells Fargo Bank, National Association, as Custodian under the Benchmark 2020-B16 securitization, pursuant to which the following mortgage loans were serviced by such party: 560 Mission Street (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.32  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2020-B16 securitization, pursuant to which the following mortgage loans were serviced by such party: 560 Mission Street (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.33  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.34  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.35  Wells Fargo Bank, National Association, as Custodian under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.36  Computershare Trust Company, National Association, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.37  Wells Fargo Bank, National Association, as Custodian under the BWAY 2019-1633 securitization, pursuant to which the following mortgage loans were serviced by such party: 1633 Broadway (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.38  Computershare Trust Company, National Association, as Servicing Function Participant under the BWAY 2019-1633 securitization, pursuant to which the following mortgage loans were serviced by such party: 1633 Broadway (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.39  Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.40  Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

(35) Servicer compliance statement.

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

35.5     Wells Fargo Bank, National Association, as Master Servicer

35.6     National Cooperative Bank, N.A., as NCB Master Servicer

35.7     LNR Partners, LLC, as Special Servicer

35.8     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.6)

35.9     Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2020-BOC securitization, pursuant to which the following mortgage loans were serviced by such party: Bravern Office Commons (from 1/1/24 to 12/31/24) (see Exhibit 35.5)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (see Exhibit 35.5)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (see Exhibit 35.5)

35.12  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Giant Anchored Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.5)

35.13  CWCapital Asset Management LLC, as Special Servicer under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24)

35.14  CWCapital Asset Management LLC, as Special Servicer under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (see Exhibit 35.13)

35.15  LNR Partners, LLC, as Special Servicer under the CGCMT 2019-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Giant Anchored Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.7)

35.16  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2020-BOC securitization, pursuant to which the following mortgage loans were serviced by such party: Bravern Office Commons (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.17  Computershare Trust Company, National Association, as Servicing Function Participant under the BAMLL 2020-BOC securitization, pursuant to which the following mortgage loans were serviced by such party: Bravern Office Commons (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.18  Wells Fargo Bank, National Association, as Custodian under the Benchmark 2020-B16 securitization, pursuant to which the following mortgage loans were serviced by such party: 560 Mission Street (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.19  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2020-B16 securitization, pursuant to which the following mortgage loans were serviced by such party: 560 Mission Street (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.20  Wells Fargo Bank, National Association, as Custodian under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.21  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2020-BNK25 securitization, pursuant to which the following mortgage loans were serviced by such party: 545 Washington Boulevard (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.22  Wells Fargo Bank, National Association, as Custodian under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.23  Computershare Trust Company, National Association, as Servicing Function Participant under the Hudson Yards 2019-55HY securitization, pursuant to which the following mortgage loans were serviced by such party: 55 Hudson Yards (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.24  Wells Fargo Bank, National Association, as Custodian under the BWAY 2019-1633 securitization, pursuant to which the following mortgage loans were serviced by such party: 1633 Broadway (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.25  Computershare Trust Company, National Association, as Servicing Function Participant under the BWAY 2019-1633 securitization, pursuant to which the following mortgage loans were serviced by such party: 1633 Broadway (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.26  Wells Fargo Bank, National Association, as Custodian under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.27  Computershare Trust Company, National Association, as Servicing Function Participant under the BX 2019-OC11 securitization, pursuant to which the following mortgage loans were serviced by such party: Bellagio Hotel and Casino (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

(99.1)  Mortgage Loan Purchase Agreement, dated as of March 2, 2020, Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on March 12, 2020 under SEC File No. 333-227446-10 and incorporated by reference herein).

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

Date:  March 26, 2025